Form 10QSB
period 2005-09-30
KANAI SCIENCES, INC.
filed 2006-02-28
CIK 1344297

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-51613

KANAI SCIENCES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-3326980
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

c/o Paramount BioCapital Investments, LLC 787 Seventh Avenue, 48th Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (212) 554-4300
Facsimile number (212) 544-4345

No change
(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 125,000 shares of Common Stock, par value $ .001 per share, outstanding as of February 24, 2006.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒.

KANAI SCIENCES, INC.

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Condensed Balance Sheets
September 30, 2005 (unaudited) and August 31, 2005	F-1

Condensed Statement of Operations
Period from August 12, 2005 (Inception) to September 30, 2005 (unaudited)	F-2

Condensed Statement of Changes in Stockholders' Deficiency
Period from August 12, 2005 (Inception) to September 30, 2005 (unaudited)	F-3

Condensed Statement of Cash Flows
Period from August 12, 2005 (Inception) to September 30, 2005 (unaudited)	F-4

Notes to Unaudited Condensed Financial Statements	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	2

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	2

Item 3. Defaults Upon Senior Securities	2

Item 4. Submission of Matters to a Vote of Security Holders	2

Item 5. Other Information	2

Item 6. Exhibits	2

Signatures	3

KANAI SCIENCES, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2005 (UNAUDITED) AND AUGUST 31, 2005

	September	August
ASSETS	30, 2005	31, 2005
	(Unaudited)	(Note 1)
Current assets:
Cash	$4,924	$5,000
Prepaid expenses	—	12,500
Total	$4,924	$17,500

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Noncurrent liabilities:
Accrued interest - related party	$80	$29
Note payable - related party	12,500	12,500
Total liabilities	12,580	12,529
Stockholders' equity (deficiency):
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 75,000,000 shares authorized; 125,000 shares issued and outstanding	125	125
Additional paid-in capital	4,875	4,875
Deficit accumulated during the development stage	(12,656)	(29)
Total stockholders' equity (deficiency)	(7,656)	4,971
Total	$4,924	$17,500

See Notes to Unaudited Condensed Financial Statements.

KANAI SCIENCES, INC.
(A Development Stage Company)

CONDENSED STATEMENT OF OPERATIONS
PERIOD FROM AUGUST 12, 2005 (Inception) TO SEPTEMBER 30, 2005 (UNAUDITED)

Operating expenses:
Legal fees	$12,500
General and administrative	76
Loss from operations	(12,576)
Interest expense	80
Net loss	$(12,656)
Weighted average common shares outstanding	125,000
Basic net loss per common share	$(0.10)

See Notes to Unaudited Condensed Financial Statements.

KANAI SCIENCES, INC.
(A Development Stage Company)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
PERIOD FROM AUGUST 12, 2005 (Inception) TO SEPTEMBER 30, 2005 (UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

Issuance of common stock to founders in August 2005at $.04 per share	125,000	$125	$4,875		$5,000

Net loss				$(12,656)	(12,656)
Balance, September 30, 2005	125,000	$125	$4,875	$(12,656)	$(7,656)

See Notes to Unaudited Condensed Financial Statements .

KANAI SCIENCES, INC.
(A Development Stage Company)

CONDENSED STATEMENT OF CASH FLOWS
PERIOD FROM AUGUST 12, 2005 (Inception) TO SEPTEMBER 30, 2005 (UNAUDITED

Operating expenses:
Net loss	$(12,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	12,500
Accrued interest - related party	80
Net cash used in operating activities	(76)

Financing activities - proceeds from issuance of common stock	5,000

Net increase in cash	4,924

Cash, beginning of period	—

Cash, end of period	$4,924

Supplemental disclosure of noncash investing and financing activities - prepaid costs paid through issuance of note payable	$12,500

See Notes to Unaudited Condensed Financial Statements

KANAI SCIENCES, INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Organization, Business and Operations:

The accompanying unaudited condensed financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the condensed financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the period ending December 31, 2005 or for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements of Kanai Sciences, Inc. (the “Company”) as of August 31, 2005 and for the period from August 12, 2005 (inception) to August 31, 2005 which are included in the Company’s registration statement on Form 10-SB filed with the Securities and Exchange Commission on November 14, 2005. The accompanying balance sheet as of August 31, 2005 had been derived from the audited financial statements included in the Company’s registration statement on Form 10-SB filed with the Securities and Exchange Commission on November 14, 2005.

The Company was incorporated in the State of Delaware on August 12, 2005. The objective of the Company is to acquire an operating business.

The Company's primary activities since incorporation have been organizational activities relating to the Company’s formation and the completion of its registration statement on Form 10-SB. The Company has not generated any revenues from these activities and, accordingly, it is in the development stage. The Company selected December 31 as its fiscal year-end.

The Company, based on its proposed business activities, is a "blank check" company. The Securities and Exchange Commission defines those companies as "any development stage company that is issuing a “penny stock”, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements. The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly-held corporation. The Company’s principal business objective for the 12 months subsequent to September 30, 2005 and beyond such time will be to

KANAI SCIENCES, INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Organization, Business and Operations (concluded):

achieve long-term growth potential through a combination with a business (“Business Combination”) rather than immediate, short-term earnings.

The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and thus may acquire any type of business. The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company.

The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management believes that the Company will continue to incur losses for the foreseeable future and will need additional equity or debt financing or will need to complete a Business Combination with a company that has such financing to be able to sustain its operations until it can achieve profitability and positive cash flows, if ever.

Management plans to seek additional debt and/or equity financing for the Company through private or public offerings or through a Business Combination, but it cannot assure that such financing will be available on acceptable terms or at all. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Summary of Significant Accounting Policies:

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Loss per common share:

Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. There were no potentially dilutive securities outstanding as of September 30, 2005 (unaudited).

KANAI SCIENCES, INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3 - Related Party Transactions:

Note payable:

On August 14, 2005, the Company issued a 5% promissory note payable in the principal amount of $12,500 to Paramount BioCapital Investments, LLC (“Paramount”), an affiliate of a significant stockholder of the Company. This note and all accrued interest matures on August 14, 2008. The note payable was issued to Paramount for future expenses that it has agreed to pay on behalf of the Company. Such future expenses were incurred prior to September 30, 2005.

Office space and administrative services:

Initially, the Company will utilize a minimal portion of the office space and equipment and administrative services provided by Paramount without any charges. However, Paramount may impose fees for such services in the future.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. The Company has not realized any revenues from operations since August 12, 2005 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Liquidity and Capital Resources. As of September 30, 2005, the Company had assets consisting of $4,924 in cash. The Company incurred a net loss of $12,656 for the period from August 12, 2005 (inception) to September 30, 2005. Combined with the fact that the Company has minimal working capital and a deficit accumulated during the development stage of $12,656 as of September 30, 2005, it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 12, 2005 (inception) to September 30, 2005. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to the our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures from August 12, 2005 (inception) to September 30, 2005.

1

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 12, 2005.

*3.2	By-Laws

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on November 14, 2005, and incorporated herein by this reference.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 24, 2006		KANAI SCIENCES, INC.

	By:	/s/ Michael Weiser

Michael Weiser President

3