Form 10QSB
period 2007-06-30
KANAI SCIENCES, INC.
filed 2007-08-13
CIK 1344297

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 125,000 shares of common stock, par value $.001 per share, outstanding as of August 10, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

KANAI SCIENCES, INC.

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Condensed Balance Sheets June 30, 2007 (Unaudited) and December 31, 2006	F-1

Condensed Statements of Operations (Unaudited) Three and Six months ended June 30, 2007 and 2006 and the Period from August 12, 2005 (Inception) to June 30, 2007	F-2

Condensed Statement of Changes in Stockholders' Deficiency (Unaudited) Period from August 12, 2005 (Inception) to June 30, 2007	F-3

Condensed Statements of Cash Flows (Unaudited) Six months ended June 30, 2007 and 2006 and the Period from August 12, 2005 (Inception) to June 30, 2007	F-4

Notes to the Unaudited Condensed Financial Statements	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	1

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	1

Item 3. Defaults Upon Senior Securities	1

Item 4. Submission of Matters to a Vote of Security Holders	2

Item 5. Other Information	2

Item 6. Exhibits	2

Signatures	3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

KANAI SCIENCES, INC.
(A Development Stage Company)

Condensed Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)	(Note 1)
ASSETS
Cash	$3,126	$4,476

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accrued expenses	$24,472	$15,057

Noncurrent liabilities:
Accrued interest - related party	4,218	2,493
Notes payable - related party	78,482	54,954

Total liabilities	107,172	72,504

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $.001 par value; 75,000,000 shares authorized; 125,000 shares
issued and outstanding	125	125
Additional paid-in capital	4,875	4,875
Deficit accumulated during the development stage	(109,046)	(73,028)

Total stockholders’ deficiency	(104,046)	(68,028)

Totals	$3,126	$4,476

See notes to unaudited condensed financial statements.

KANAI SCIENCES, INC.
(A Development Stage Company)

Condensed Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,		Period from August 12, 2005 (Inception) to June 30, 2007
	2007	2006	2007	2006
Operating expenses and loss from operations:
General and administrative	$15,953	$7,183	$34,293	$21,976	$104,828

Loss from operations	(15,953)	(7,183)	(34,293)	(21,976)	(104,828)

Interest expense	925	519	1,725	904	4,218

Net loss	$(16,878)	$(7,702)	$(36,018)	$(22,880)	$(109,046)

Basic and diluted net loss per common share	$(0.14)	$(0.06)	$(0.29)	$(0.18)

Weighted average common shares outstanding	125,000	125,000	125,000	125,000

See notes to unaudited condensed financial statements.

KANAI SCIENCES, INC.
(A Development Stage Company)

Condensed Statement of Changes in Stockholders’ Deficiency (Unaudited)
Period from August 12, 2005 (Inception) to June 30, 2007

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Issuance of common stock to
founders in August 2005
at $.04 per share	125,000	$125	$4,875		$5,000

Net loss				$(31,429)	(31,429)

Balance - December 31, 2005	125,000	125	4,875	(31,429)	(26,429)

Net loss				(41,599)	(41,599)

Balance - December 31, 2006	125,000	125	4,875	(73,028)	(68,028)

Net loss				(36,018)	(36,018)

Balance - June 30, 2007	125,000	$125	$4,875	$(109,046)	$(104,046)

See notes to unaudited condensed financial statements.

KANAI SCIENCES, INC.
(A Development Stage Company)

Condensed Statements of Cash Flows (Unaudited)

	Six months ended June 30, 2007	Six months ended June 30, 2006	Period from August 12, 2005 (Inception) to June 30, 2007
Cash flows from operating activities:
Net loss	$(36,018)	$(22,880)	$(109,046)
Adjustments to reconcile net loss to net cash from operating activities:
Changes in:
Accrued expenses	9,415	1,750	24,472
Expenses paid by related party satisfied through the issuance of notes	23,528	20,226	78,482
Accrued interest - related party	1,725	904	4,218

Net cash used in operating activities	(1,350)	-	(1,874)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	5,000

Net (decrease) increase in cash	(1,350)	-	3,126
Cash, beginning of period	4,476	4,476	-

Cash, end of period	$3,126	$4,476	$3,126

See notes to unaudited condensed financial statements.

KANAI SCIENCES, INC.
(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements
June 30, 2007

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

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly-held corporation. The Company’s principal business objective for the 12 months subsequent to June 30, 2007 and beyond such time will be to achieve long-term growth potential through a combination with a business (“Business Combination”) rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and thus may acquire any type of business. The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company.

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

KANAI SCIENCES, INC.
(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements
June 30, 2007

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

Loss per common share:

Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. There were no potentially dilutive securities outstanding from the Company's inception through June 30, 2007.

 Note 3 - Related Party Transactions:

Notes payable:

On August 14, 2005, the Company issued a 5% promissory note payable to Paramount BioCapital Investments, LLC (“Paramount”), an affiliate of a significant stockholder of the Company. This note and all accrued interest matures on August 14, 2008 or earlier if certain events occur. The note payable was issued to Paramount for future expenses that it has since paid on behalf of the Company. As of June 30, 2007 and December 31, 2006, the principal balance of this note was $30,581. On December 31, 2006 this note was assigned to Paramount BioSciences, LLC (“PBS”), an affiliate of a significant stockholder of the Company.

On January 30, 2006, the Company issued a 5% promissory note payable to PBS. This note and all accrued interest matures on January 30, 2009 or earlier if certain events occur. The note payable was issued to PBS for future expenses that it has since paid on behalf of the Company. As of June 30, 2007 and December 31, 2006, the principal balance of this note is $47,901 and $24,373, respectively.

Office space and administrative services:

Effective January 1, 2006, the Company began accruing a monthly fee of $1,000 charged by PBS for certain management services.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. Kanai Sciences, Inc. (“we”, “our”, “us” or the “Company”) has not realized any revenues from operations since August 12, 2005 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Liquidity and Capital Resources. As of June 30, 2007, the Company had assets equal to $3,126 consisting exclusively of cash. The Company incurred a net loss of $109,046 for the period from August 12, 2005 (inception) to June 30, 2007. Combined with the fact that the Company has a working capital deficiency of $21,346 and a deficit accumulated during the development stage of $109,046 as of June 30, 2007, it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 12, 2005 (inception) to June 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended June 30, 2007.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

1

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

The following information is being provided herein in lieu of in a Current Report on Form 8-K.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

(b) On August 10, 2007, Michael Weiser resigned from his positions as President and Secretary of the Company. Mr. Weiser’s resignation letter is attached hereto as Exhibit 17.1.

(c) To replace Mr. Weiser, on August 10, 2007, the Board of Directors elected Matthew H. Davis as President and Secretary of the Company.

Matthew H. Davis, 28, has served as director of the Company since February 13, 2007. Mr. Davis has served as Associate General Counsel for Paramount BioSciences, LLC ("PBS") since October 2006. Prior to joining PBS, from October 2004 until September 2006, Mr. Davis was an associate specializing in Life Sciences and Private Equity in the New York office of Heller Ehrman LLP, where he principally represented private and public companies in financings, acquisitions, and a variety of other transactions.  Mr. Davis also serves as President, Secretary and sole director of Chitina Sciences, Inc., Cordova Sciences, Inc. and Kodiak Sciences, Inc., and sole director of Seward Sciences, Inc., all of which are blank check, publicly reporting and non-trading shell companies. Mr. Davis received his B.A. degree in Political Science and Mathematics from Columbia University in 2001 and his J.D. from Harvard Law School in 2004.  Mr. Davis is admitted to the bar in New York.

There are no family relationships between any officer or director of the Company and Mr. Davis.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description
*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 12, 2005.

*3.2	By-Laws.

17.1	Resignation Letter from Michael Weiser, dated August 10, 2007.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

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

2

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2007	KANAI SCIENCES, INC.

	By:	/s/ Matthew H. Davis
Name: Matthew H. Davis Title: President

3